Form 10-K
period 2017-12-31
Morgan Stanley Capital I Trust 2015-MS1
filed 2018-04-02
CIK 1640775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2015-C23 pooling and servicing agreement, pursuant to which the 32 Old Slip Fee mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 32 Old Slip Fee mortgage loan for the reporting period.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated July 8, 2015, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the motion to dismiss was granted. The plaintiff certificateholder filed an appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated July 8, 2015.

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

(4.4) Trust and Servicing Agreement, dated as of May 5, 2015, between Morgan Stanley Capital I Inc., as depositor, Keybank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee, relating to the MSCCG 2015-ALDR securitization transaction, pursuant to which the Alderwood Mall Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on July 7, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein)

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

33.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.12  KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.14  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

33.15  KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.12)

33.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

34.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.12  KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.14  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

34.15  KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.12)

34.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.3)

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.9  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.10  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated June 25, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on July 21, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).

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

Date: April 2, 2018

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

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

33.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.12 KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.14 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

33.15 KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.12)

33.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.17 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.18 Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

34.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.12 KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.14 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

34.15 KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.12)

34.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.17 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.18 Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.3)

35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.8 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: 300 South Riverside Plaza Fee (from 1/1/17 to 12/31/17), Waterfront at Port Chester (from 1/1/17 to 12/31/17) and Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced: Alderwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

 (99.1) Mortgage Loan Purchase Agreement, dated June 25, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on July 21, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).