Form 10-K
period 2018-12-31
Morgan Stanley Capital I Trust 2015-MS1
filed 2019-03-29
CIK 1640775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

New York	38‑3971658 38‑3971659 38‑3971660 38‑7135412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

• Wells Fargo Bank, National Association, the excluded mortgage loan special servicer under the MSBAM 2015-C23 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the MSBAM 2015-C23 securitization trust to the extent the special servicer thereunder is affiliated with the related borrowers. Wells Fargo Bank, National Association, in such capacity, has no obligations with respect to the 32 Old Slip Fee mortgage loan or any mortgage loan included in the MSC 2015-MS1 mortgage pool and therefore does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the motion to dismiss was granted. The plaintiff certificateholder filed an appeal, and the appeal is pending. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

33.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.12  KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.14  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

33.15  KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.12)

33.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

34.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.12  KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.14  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

34.15  KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.12)

34.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.3)

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/18 to 12/31/18), Waterfront at Port Chester (from 1/1/18 to 12/31/18) and Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.9  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.10  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated June 25, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on July 21, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).

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

Date: March 29, 2019