Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2015-MS1
filed 2022-03-29
CIK 1640775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

• National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2015-C22 pooling and servicing agreement, pursuant to which the 300 South Riverside Plaza Fee mortgage loan, the Waterfront at Port Chester mortgage loan and the Hilton Garden Inn W 54th Street mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 300 South Riverside Plaza Fee mortgage loan, the Waterfront at Port Chester mortgage loan and the Hilton Garden Inn W 54th Street mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2015-C23 pooling and servicing agreement, pursuant to which the 32 Old Slip Fee mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 32 Old Slip Fee mortgage loan for the reporting period.

• On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.2, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3  Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.5)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21)

33.9  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 33.9)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.13  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21)

33.14  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.15  Computershare Trust Company, National Association., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 11/1/21 to 12/31/21), Waterfront at Port Chester (from 11/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.17  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.19  Computershare Trust Company, National Association, as Servicing Function Participant under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3  Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.5)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21)

34.9  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 34.9)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.13  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21)

34.14  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.15  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 11/1/21 to 12/31/21), Waterfront at Port Chester (from 11/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.17  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.19  Computershare Trust Company, National Association, as Servicing Function Participant under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3  Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.5)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 35.7)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/21 to 12/31/21), Waterfront at Port Chester (from 1/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.11  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 11/1/21 to 12/31/21), Waterfront at Port Chester (from 11/1/21 to 12/31/21) and Hilton Garden Inn W 54th Street (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.12  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.13  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 25, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on July 21, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).

(99.2) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-180779-17 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2022