Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2015-MS1
filed 2026-03-24
CIK 1640775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

• the 32 Old Slip Fee mortgage loan, which was serviced pursuant to the MSBAM 2015-C23 pooling and servicing agreement attached hereto as Exhibit 4.3, until April 2025 when such mortgage loan was repaid; and

• the Alderwood Mall mortgage loan, which was serviced pursuant to the MSCCG 2015-ALDR trust and servicing agreement attached hereto as Exhibit 4.4, until May 2025 when such mortgage loan was repaid.

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

• KeyBank National Association is the master servicer under the MSCCG 2015-ALDR trust and servicing agreement, pursuant to which the Alderwood Mall mortgage loan was serviced. Because KeyBank National Association is not the MSC 2015-MS1 master servicer, is not affiliated with any sponsor and serviced only the Alderwood Mall mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as MSCCG 2015-ALDR master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• KeyBank National Association is the special servicer under the MSCCG 2015-ALDR trust and servicing agreement, pursuant to which the Alderwood Mall mortgage loan was serviced. Because KeyBank National Association is not the MSC 2015-MS1 special servicer, is not affiliated with any sponsor and services only the Alderwood Mall mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as MSCCG 2015-ALDR special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• Wells Fargo Bank, National Association, the excluded mortgage loan special servicer under the MSBAM 2015-C23 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the MSBAM 2015-C23 securitization trust to the extent the special servicer thereunder is affiliated with the related borrowers. Wells Fargo Bank, National Association, in such capacity, had no obligations with respect to the 32 Old Slip Fee mortgage loan or any mortgage loan included in the MSC 2015-MS1 mortgage pool and therefore does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

• Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2015-C23 pooling and servicing agreement, pursuant to which the 32 Old Slip Fee mortgage loan was serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the 32 Old Slip Fee mortgage loan for the reporting period.

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

• Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(5) filing dated July 8, 2015.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Wells Fargo Bank, National Association, as excluded mortgage loan special servicer, Pentalpha Surveillance LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2015-C23 securitization transaction, pursuant to which the 32 Old Slip Fee Mortgage Loan was serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on July 7, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of May 5, 2015, between Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee, relating to the MSCCG 2015-ALDR securitization transaction, pursuant to which the Alderwood Mall Mortgage Loan was serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on July 7, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    LNR Partners, LLC, as Special Servicer

33.7    Park Bridge Lender Services LLC, as Operating Advisor

33.8    Trimont LLC, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 3/1/25 to 12/31/25), Waterfront at Port Chester (from 3/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 3/1/25 to 12/31/25)

33.9    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 2/28/25), Waterfront at Port Chester (from 1/1/25 to 2/28/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 2/28/25)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25)

33.11 Trimont LLC, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 3/1/25 to the date of repayment) (see Exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to 2/28/25) (see Exhibit 33.9)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 33.10)

33.14 KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment)

33.15 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25) and Waterfront at Port Chester (from 1/1/25 to 12/31/25) (See Exhibit 33.6)

33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.17 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (See Exhibit 33.6)

33.18 KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 33.14)

33.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 33.3)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    LNR Partners, LLC, as Special Servicer

34.7    Park Bridge Lender Services LLC, as Operating Advisor

34.8    Trimont LLC, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 3/1/25 to 12/31/25), Waterfront at Port Chester (from 3/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 3/1/25 to 12/31/25)

34.9    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 2/28/25), Waterfront at Port Chester (from 1/1/25 to 2/28/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 2/28/25)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25)

34.11 Trimont LLC, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 3/1/25 to the date of repayment) (see Exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to 2/28/25) (see Exhibit 34.9)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 34.10)

34.14 KeyBank National Association, as Master Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment)

34.15 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25) and Waterfront at Port Chester (from 1/1/25 to 12/31/25) (See Exhibit 34.6)

34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.17 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (See Exhibit 34.6)

34.18 KeyBank National Association, as Special Servicer under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 34.14)

34.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 34.3)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    LNR Partners, LLC, as Special Servicer

35.7    Trimont LLC, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 3/1/25 to 12/31/25), Waterfront at Port Chester (from 3/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 3/1/25 to 12/31/25)

35.8    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 2/28/25), Waterfront at Port Chester (from 1/1/25 to 2/28/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 2/28/25)

35.9    Trimont LLC, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 3/1/25 to the date of repayment) (see Exhibit 35.7)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to 2/28/25) (see Exhibit 35.8)

35.11 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25) and Waterfront at Port Chester (from 1/1/25 to 12/31/25) (See Exhibit 35.6)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.13 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (See Exhibit 35.6)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 South Riverside Plaza Fee (from 1/1/25 to 12/31/25), Waterfront at Port Chester (from 1/1/25 to 12/31/25) and Hilton Garden Inn W 54th Street (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 35.3)

35.17 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/25 to the date of repayment) (see Exhibit 35.4)

35.18 Wells Fargo Bank, National Association, as Custodian under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 35.3)

35.19 Computershare Trust Company, National Association, as Servicing Function Participant under the MSCCG 2015-ALDR securitization, pursuant to which the following mortgage loans were serviced by such party: Alderwood Mall (from 1/1/25 to the date of repayment) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 25, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on July 21, 2015 under SEC File No. 333-180779-17 and incorporated by reference herein).

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

Date:  March 24, 2026